Form 10-K/A
period 1997-12-31
IRWIN HOME EQUITY CORP TRUST 1997-2
filed 1998-12-11
CIK 1059068

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

                                   Page 1 of 4
            This report consists of 10 consecutively numbered pages.

Documents incorporated by reference:  none

                             AMENDMENT NUMBER 1 OF 1

PRUDENTIAL SECURITIES SECURED FINANCING CORPORATION
Irwin Home Equity Corporation Trust 1997-2
---------------------------------------------------


(a)      The following documents are filed as part of this report:

         (1)  Financial Statements:

              Omitted.


         (2)  Financial Statement Schedules:

              Omitted.

         (3)  Exhibits:

               Annual Statement of Compliance, filed as Exhibit 99.1 hereto.

               Annual Servicing Reports, filed as Exhibit 99.2 hereto.

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

                                   CHASE MANHATTAN BANK
                                   not in its individual capacity but solely as Trustee for Irwin Home Equity Corporation Trust 1997-2

Date: December 11, 1998             By:    /s/ Regina Bergeland
                                        ----------------
                                        Regina Bergeland
                                        Chase Manhattan Bank
                                        Vice President

INDEX TO EXHIBITS

Exhibit
Number           Description of Exhibits                        Page

99.1      Annual Statement of Compliance                         6

99.2      Annual Servicing Reports                               8

                                  EXHIBIT 99.1

                         ANNUAL STATEMENT OF COMPLIANCE

                              OFFICER'S CERTIFICATE

     OFFICER'S CERTIFICATE OF THE SERVICER
     RE: ANNUAL STATEMENT AS TO COMPLIANCE

     The undersigned, each a duly authorized representative of Irwin Home Equity Corporation, an Indiana corporation (the "Servicer"), as Servicer pursuant to the Pooling and Servicing Agreement dated as of November 1, 1997, by and among Prudential Securities Secured Financing Corporation, as Depositor of the Trust, Irwin Home Equity Corporation, an Indiana corporation, as Servicer, and The Chase Manhattan Bank, as Trustee and Custodial Agent (as such agreement may be amended, supplemented or otherwise modified from time to time, the "Pooling and Servicing Agreement"), do hereby certify as follows:


A. Capitalized terms used in this Certificate have their respective meanings set forth in the Pooling and Servicing Agreement. References herein to certain Sections and subsections are references to the respective Sections and subsections of the Pooling and Servicing Agreement.

B. This Certificate is being delivered pursuant to Section 5.16 of the Pooling and Servicing Agreement.

C.   The Servicer is the Servicer under the Pooling and Servicing Agreement.

D.   The undersigned are duly authorized Servicing Officers of the Servicer.

E. A review of the activities of the Servicer during the 1997 fiscal year and of its performance under the Pooling and Servicing Agreement has been made under our supervision.

F. To the best of our knowledge, based on the above-mentioned review, the Servicer has fulfilled all of its obligations under the Pooling and Servicing Agreement and any applicable Supplements throughout the 1997 fiscal year, except for the following item of noncompliance:

Certain reconciling items for the payment clearing account were not resolved within ninety (90) calendar days of their original identification. Such reconciling items are currently being resolved within ninety (90) calendar days of their original identification.


IN WITNESS WHEREOF, the Servicer has caused this Certificate to be executed and delivered on its behalf by its duly authorized officers on this 28th day of May, 1998.



IRWIN HOME EQUITY CORPORATION


By:  /s/ Elena Delgado
     Elena Delgado
     President


By:  /s/ Edwin K. Corbin
     Edwin K. Corbin
     Vice President - Finance

                                  EXHIBIT 99.2

                            ANNUAL SERVICING REPORTS

Irwin Home Equity
12677 Alcosta Blvd.
Suite 500
San Ramor, CA 94583

An Irwin Fnancial Company




I.       Assertion of Irwin Home Equity's Management



As of and for the year ended December 31, 1997, Irwin Home Equity, a majority owned subsidiary of Irwin Financial Corporation, except for the Items of Noncompliance below, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the parent corporation, Irwin Financial Corporation, had in effect a fldelity bond and errors and omissions policy in the amount of $15,000,000.

Item of Noncompliance

During the year ended December 31, 1997, certain reconciling items for the payment clearing account were not resolved within ninety (90) calendar days of their original identification.

By:  /s/ Edwin K. Corbin
     Mr. Edwin Corbin
     Vice President - Finance

By:  /s/ Elena Delgado
     Ms. Elena Delgado
     President

Cooper                                                 Coopers & Lybrand L.L.P.
&Lybrand                                          a professional services firm





Report of Independent Accountants

To the Board of Directors Irwin Home Equity


We have examined management's assertion about the compliance of Irwin Home Equity, a majority owned subsidiary of Irwin Financial Corporation, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 1997, included in the accompanying management assertion. Management is responsible for Irwin Home Equity's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Irwin Home Equity's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Irwin Home Equity's compliance with the minimum servicing standards.

As discussed in management's assertion, during the year ended December 31, 1997, the Company was not in compliance with one of the minimum servicing standards regarding custodial bank accounts in that certain reconciling items for one account were not resolved within ninety (90) calendar days of their original identification.

In our opinion, management's assertion that, except for noncompliance with one of the custodial bank account reconciliation standards, Irwin Home Equity complied with the aforementioned minimum servicing standards for the year ended December 31, 1997, described in management's report, is fairly stated, in all material respects.


/s/ Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
Indianapolis, Indiana
May 18, 1998


Coopers & Lybrand L.L.P is a member of Coopers & Lybrand International a limited liability association incorporated in Switzerland